Form 10-K/A
period 1999-12-31
STRUCTURED ASSET SEC CORP MORT PASS THROUGH CERT 1999 ALS1
filed 2000-12-05
CIK 1080825

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein


Date:  December 5, 2000          By: /s/ Kimberly K Costa
                                    -----------------------------------
                                    Kimberly K Costa
                                    Vice President

INDEX TO EXHIBITS

Exhibit
Number           Description of Exhibits

99.1      Annual Statement of Compliance

99.2      Annual Independent Public Accountant's Servicing Report

                                  EXHIBIT 99.1

                         ANNUAL STATEMENT OF COMPLIANCE

Aurora Loan Services Inc
Corporate Headquarters
2530 S. Parker Rd., Suite 601
Aurora, CO  80014
Phone 303-632-3000


May 10, 2000

Capital Markets Fidiciary Services
The Chase Manhattan Bank
450 West 33rd Street, 14th Floor
New York, NY 10001-2697

RE: SASCO Series 1998-ALS1, Series 1999-ALS1, and Series 1999-ALS2 Annual Officer's Certificate as to Compliance

Dear Capital Markets Fidiciary Services Manager:

The undersigned Officer certifies the following for the period ending on December 31, 1999:

     1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

     2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;


     3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

     4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

     5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement.

Certified By:

By: /s/ E. Todd Whittemore
        Sr Vice President, Master Servicing

                                  EXHIBIT 99.2

              Annual Independent Public Accountant's Servicing Report

                                      -7-





Ernest & Young LLP                                         phone: 303 534-4300
Suite 400                                                   fax: 303 354-6750
370 17th Street
Denver, Colorado 80202-5663

                 Report on Management's Assertion on Compliance
               with Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Auditors

Board of Directors
Aurora Loan Services Inc.

by: s/s Ernest & Young LLP

     We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform single Attestation Program for Mortgage Bankers ("USAP") during the year ended November 30, 1999. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

     In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended November 30, 1999, is fairly stated, in all material respects.

February 18, 2000